Form 10-Q
period 1996-09-30
SECURITY BANCORP /MT/
filed 1996-11-12
CIK 911502

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended September 30, 1996

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


                         Commission file number 0-23838
                                                _______

                                SECURITY BANCORP
             (Exact name of registrant as specified in this charter)

                               Montana                                                      81-0486553
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)


219 North 26th Street, Billings, Montana                                                       59101
________________________________________                                                       _____
(Address of principal executive offices)                                                     (Zip Code)


Registrant's telephone number, including area code                                         (406)-238-4800
                                                                                           ______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

            The number of shares outstanding of each of the Issuer's
               Classes of Common Stock, as of the latest date is:

            Class: Common Stock, Par Value $1 per share, Outstanding
                    at September 30, 1996 -- 1,484,682 shares

                      Exhibit Index Page 15/Total Pages 17

                                SECURITY BANCORP
                          QUARTERLY REPORT ON FORM 10-Q


                                      Index


PART I.  FINANCIAL INFORMATION                                              Page #
                                                                            ------
Item 1. - Financial Statements

         Consolidated Balance Sheets - September 30,
         1996 (Unaudited) and June 30, 1996                                    3

         Consolidated Statements of Income - Three months ended
         September 30, 1996 and 1995 (Unaudited)                               4

         Consolidated Statement of Stockholders' Equity -
         Three months ended September 30, 1996 (Unaudited)                     5

         Consolidated Statements of Cash Flows -
         Three months ended September 30, 1996
         and 1995 (Unaudited)                                                  6

         Notes to Consolidated Financial
         Statements (Unaudited)                                                8

Item 2. - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        12

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings                                                   15

Item 2. - Change in Securities                                                15

Item 3. - Default of Senior Securities                                        15

Item 4. - Submission of Matters to Vote of Security Holders                   15

Item 5. - Other Information                                                   15

Item 6. - Exhibits and Reports on Form 8-K                                    15

Signatures                                                                    16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
SECURITY BANCORP AND SUBSIDIARY                                                       SEPTEMBER 30,           JUNE 30,
                                                                                          1996                  1996
                                 ASSETS                                                (UNAUDITED)
                                 ------                                               -------------         -------------
  Cash and cash equivalents                                                           $   8,429,163         $   9,789,678
  Investment securities available for sale, net, at fair value                           19,887,711            20,145,344
  Mortgage-backed securities available for sale, net, at fair value                      89,638,407            96,551,111
  Investment securities held to maturity, at amortized cost                                 200,000                    --
  Mortgage-backed securities held to maturity, at amortized cost                         33,049,827            34,704,507
  Loans held for sale, at lower of cost or market value                                   1,306,952             2,687,034
  Loans receivable, net                                                                 205,746,716           184,903,699
  Stock in Federal Home Loan Bank of Seattle, at cost                                     3,208,800             3,145,600
  Accrued interest receivable                                                             3,156,075             2,584,018
  Cash surrender value of life insurance                                                  2,692,444             2,663,427
  Real estate held for investment                                                           287,306               288,908
  Premises and equipment, at cost less accumulated depreciation                           9,379,059             9,504,502
  Goodwill, net of amortization                                                           4,292,500             4,377,500
  Other assets                                                                            1,033,969               893,744
                                                                                      -------------         -------------
                                                                                      $ 382,308,929         $ 372,239,072
                                                                                      =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
  Deposits                                                                              289,335,830           289,219,498
  Securities sold under repurchase agreements                                             8,389,107             7,964,766
  Advances from Federal Home Loan Bank of Seattle                                        42,991,667            36,791,667
  Advance payments by borrowers for taxes and insurance                                     950,215               880,697
  Income taxes payable                                                                      (50,487)               37,728
  Deferred income taxes                                                                     308,154               112,083
  Accrued interest payable                                                                2,130,687             2,075,161
  Accrued expenses and other liabilities                                                  7,323,343             4,453,808
                                                                                      -------------         -------------
    Total Liabilities                                                                   351,378,516           341,535,408
                                                                                      -------------         -------------

Stockholders' equity:
  Preferred stock, $1 par value, 5,000,000 shares authorized, none outstanding                   --                    --
  Common stock, $1 par value, 10,000,000 shares authorized; issued and
      outstanding 1,484,682 shares                                                        1,484,682             1,462,182
  Additional paid-in capital                                                              9,015,392             8,765,053
  Retained earnings, substantially restricted                                            21,790,537            22,065,712
  Net unrealized gains (losses) on available for sale securities                         (1,360,198)           (1,589,283)
                                                                                      -------------         -------------
     Total stockholders' equity                                                          30,930,413            30,703,664
                                                                                      -------------         -------------
                                                                                      $ 382,308,929         $ 372,239,072
                                                                                      =============         =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
SECURITY BANCORP AND SUBSIDIARY                                                THREE MONTHS ENDED
(UNAUDITED)                                                                        SEPTEMBER 30,
                                                                            1996                1995
                                                                         -----------         ----------
Interest income:
    Loans receivable                                                     $ 4,350,374         $3,356,299
    Investment securities                                                    339,294            474,371
    Mortgage-backed securities                                             2,080,725          2,477,417
    Other                                                                     67,301             91,612
                                                                         -----------         ----------
      TOTAL INTEREST INCOME                                                6,837,694          6,399,699
                                                                         -----------         ----------

Interest expense:
    Deposits                                                               3,085,711          3,331,793
    Securities sold under repurchase agreement                               113,850             97,221
    Advances from Federal Home Loan Bank of Seattle                          571,374            377,388
                                                                         -----------         ----------
      TOTAL INTEREST EXPENSE                                               3,770,935          3,806,402
                                                                         -----------         ----------

    Net interest income                                                    3,066,759          2,593,297
Provision for loan losses                                                    150,000             30,000
                                                                         -----------         ----------
    Net interest income after provision for loan losses                    2,916,759          2,563,297
                                                                         -----------         ----------

Non-interest income:
    Fees for customer services                                               588,366            474,432
    Securities brokerage services                                             38,035             23,194
    Gain on the sale of investment securities available for sale                 319                 --
    Gain on sale of mortgage-backed securities available for sale              3,456                 --
    Loss on sale of mortgage-backed securities held to maturity                 (962)                --
    Gain on sale of loans held for sale                                      135,614            144,525
    Gain/(loss) on sale of other real estate owned                              (900)               185
    Other operating income, net                                              507,903            223,747
                                                                         -----------         ----------
      TOTAL NON-INTEREST INCOME                                            1,271,831            866,083
                                                                         -----------         ----------

Non-interest expense:
    Compensation and benefits                                              1,335,916          1,197,023
    Advertising                                                               44,646             54,970
    Occupancy and equipment                                                  345,529            297,346
    FDIC deposit insurance premiums                                          119,372            110,823
    SAIF assessment                                                        1,330,517                 --
    Data processing services                                                 191,359            215,272
    Other                                                                    757,089            576,793
                                                                         -----------         ----------
     TOTAL NON-INTEREST EXPENSE                                            4,124,428          2,452,227
                                                                         -----------         ----------

    Income before income taxes                                                64,162            977,153
Income taxes                                                                  24,000            352,000
                                                                         -----------         ----------
    NET INCOME                                                           $    40,162         $  625,153
                                                                         ===========         ==========

Income and dividends per share:

    Weighted average number of shares outstanding                          1,511,180          1,528,801
                                                                         ===========         ==========


    Income per share                                                     $      0.03         $     0.41
                                                                         ===========         ==========


    Dividends per share                                                  $     0.215         $   0.1975
                                                                         ===========         ==========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
SECURITY BANCORP AND SUBSIDIARY
(UNAUDITED)

                                                              THREE MONTHS ENDED SEPTEMBER 30, 1996
                                                              -------------------------------------

                                                                                         UNREALIZED
                                                           ADDITIONAL                   HOLDING GAINS
                                              COMMON        PAID-IN        RETAINED       (LOSSES),
                                              STOCK         CAPITAL        EARNINGS          NET             TOTAL
                                            ----------     ---------      ----------      ----------       ----------

Balance at June 30, 1996                    $1,462,182     8,765,053      22,065,712      (1,589,283)      30,703,664

Net Income                                          --            --          40,162              --           40,162

Dividends paid ($.215 per share)                    --            --        (315,337)             --         (315,337)

Change in net unrealized gain (loss) on
    securities available for sale                   --            --              --         229,085          229,085

Exercise of stock options                       22,500       250,339              --              --          272,839
                                            ----------     ---------      ----------      ----------       ----------

Balance at September 30, 1996               $1,484,682     9,015,392      21,790,537      (1,360,198)      30,930,413
                                            ==========     =========     ===========      ==========      ===========


See accompanying notes to consolidated financial statements.

SECURITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                                   1996              1995
                                                                                -----------      ------------
Cash flows from operating activities:
     Net Income                                                                 $    40,162      $    625,153
     Adjustments to reconcile net income to net cash provided
        by operating activities:
            Provision for:
                Loan losses                                                         150,000            30,000
            Amortization of:
                Premiums and discounts on investment
                  securities, net - held to maturity                                     --             2,744
                Premiums and discounts on investment
                  securities, net - available for sale                                1,479               506
                Premiums and discounts on mortgage-backed
                  securities, net - available for sale                               35,266            (5,092)
                Premiums and discounts on mortgage-backed
                  securities, net - held to maturity                                 22,862             3,599
                Deferred loan origination fees                                      (14,376)          (22,139)
                Goodwill                                                             85,000            85,000
            Origination of loans held for sale                                   (7,521,174)      (10,174,113)
            Proceeds from sales of loans                                          9,036,870         9,991,658
            Stock dividends reinvested in Federal Home Loan Bank of Seattle         (63,200)               --
            Depreciation                                                            172,249           133,336
            (Gain)/loss on sale of:
                Loans held for sale                                                (135,614)         (144,525)
                Mortgage-backed securities available for sale                        (3,456)               --
                Mortgage-backed securities held to maturity                             962                --
                Investment securities available for sale                               (319)               --
            Change in:
                Accrued interest receivable                                        (572,057)         (268,220)
                Cash surrender value of life insurance                              (29,017)          (18,332)
                Other assets                                                       (140,225)           (3,943)
                Income taxes payable                                                (88,215)          382,756
                Accrued interest payable                                             55,526           359,603
                Accrued expenses and other liabilities                            2,869,535          (224,727)
                                                                                -----------      ------------
                      Net cash provided by operating activities                   3,902,258           753,264
                                                                                -----------      ------------



                              (Continued on Page 7)

SECURITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                           1996              1995
                                                                                       ------------      ------------
Cash flows from investing activities:
         Purchase of investment securities available for sale                                    --        (5,003,125)
         Purchase of mortgage-backed securities available for sale                       (4,918,750)      (16,178,859)
         Purchase of investment securities held to maturity                                (200,000)               --
         Proceeds from the call of investment securities available for sale                   7,118                --
         Proceeds from the sale of mortgage-backed securities available for sale         10,014,063                --
         Proceeds from the sale of mortgage-backed securities held to maturity              255,605                --
         Proceeds from maturities of investment securities available for sale               240,000            95,631
         Proceeds from maturities of investment securities held to maturity                      --         4,999,930
         Principal payments on investment securities available for sale                       3,831                --
         Principal payments on mortgage-backed securities available for sale              2,216,260           539,374
         Principal payments on mortgage-backed securities held to maturity                1,375,251         3,510,988
         Origination of loans receivable                                                (38,007,891)      (16,700,000)
         Repayment of principal on loans receivable                                      17,029,251        11,763,100
         Decrease in real estate held for investment                                          1,602             3,951
         Additions to premises and equipment                                                (46,806)         (612,555)
                                                                                       ------------      ------------
             Net cash used in investing activities                                      (12,030,466)      (17,581,565)
                                                                                       ------------      ------------

Cash flows from financing activities:
         Net increase in deposits                                                           116,332         3,122,098
         Net increase in securities sold under repurchase agreements                        424,341                --
         Net change in advances from Federal Home Loan Bank of Seattle                    6,200,000        11,000,000
         Net increase in advance payments by borrowers for taxes and insurance               69,518            54,028
         Cash dividends paid on common stock                                               (315,337)         (292,139)
         Exercise of stock options                                                          272,839                --
                                                                                       ------------      ------------
             Net cash provided by financing activities                                    6,767,693        13,883,987
                                                                                       ------------      ------------

             Net decrease in cash and cash equivalents                                   (1,360,515)       (2,944,314)

                                                                                       ------------      ------------
Cash and cash equivalents at beginning of period                                          9,789,678        10,188,922

Cash and cash equivalents at end of period                                             $  8,429,163      $  7,244,608
                                                                                       ============      ============


Cash paid for:
        Interest                                                                       $  3,715,409      $  3,446,799
        Income Taxes, net                                                                        --                --
                                                                                       ============      ============


See accompanying notes to consolidated financial statements.

                         SECURITY BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results anticipated for the year ending June 30, 1997. For additional information, refer to the consolidated financial statements and footnotes thereto included in Security Bancorp's annual report on Form 10-K for the year ended June 30, 1996.

2.  Organizational Structure:

The accompanying consolidated financial statements include the accounts of Security Bancorp (the Holding Company) and its wholly owned subsidiary, Security Bank, FSB (the Bank). The consolidated financial statements also include S.F.S Industries, Inc., a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. S.F.S. Industries, Inc. provides full service brokerage services.

3.  Income Per Share:

The income per common share for the three month period ending September 30, 1996 was $0.03, based on the weighted average number of shares of common stock and common stock equivalent shares outstanding. Income per common share for the three month period ending September 30, 1995 was $0.41, based on the weighted average number of shares of common stock and common stock equivalent shares outstanding. Net income for the three month period ended September 30, 1996 included non-recurring expenses relating to the SAIF special premium assessment of $1,330,517 and $198,128 in expenses relating to the proposed merger with Westerfed Financial Corporation. After tax income for the three month period ending September 30, 1996 would have been $1,003,208 had these non-recurring expenses not been incurred. This would have resulted in income per common share of $0.66 as compared with the $0.03 actually reported. Stock options are outstanding, under the Security Bancorp 1993 Stock Option and Stock Appreciation Rights Plan, to purchase 87,700 shares of stock. No stock options were granted during the three month period ending September 30, 1996. Stock options totaling 22,500 shares were exercised during the same period. Additionally, 500 stock options lapsed during the three month period ended September 30, 1996. These stock options are considered common stock equivalents for computation of the income per share in the accompanying financial statements.

4.  Dividends:

On August 26, 1996, the Board of Directors of Security Bancorp declared a quarterly cash dividend of $0.165 per share and a bonus dividend of $0.05 per share, paid on September 30, 1996, to stockholders of record on September 13, 1996.

5.  Investment Securities and Mortgage-Backed Securities Available for Sale:

The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale at September 30, 1996 are as follows:

                                                            Gross           Gross
                                                          unrealized      unrealized       Estimated
                                             Cost           gains           losses         fair value
                                          -----------     ----------      -----------      ----------
Investment securities:
    U. S. Treasury securities             $   299,809             --           (4,841)        294,968
    U. S. Agency securities                15,000,000             --         (152,938)     14,847,062
    Municipal bonds                         2,311,000         15,341         (132,326)      2,194,015
    Mutual funds                            2,780,540            883         (229,757)      2,551,666
                                          -----------     ----------      -----------      ----------
                                          $20,391,349         16,224         (519,862)     19,887,711
                                          ===========     ==========      ===========      ==========

Mortgage-backed securities:
    Agency mortgage-backed securities     $89,478,363        133,135       (1,788,541)     87,822,957
    Private Issue                           1,828,916             --          (13,466)      1,815,450
                                          -----------     ----------      -----------      ----------

                                          $91,307,279        133,135       (1,802,007)     89,638,407
                                          ===========     ==========      ===========      ==========


The amortized cost, unrealized gains and losses, and approximate fair values of securities available for sale at June 30, 1996 are as follows:

                                                            Gross           Gross
                                                          unrealized      unrealized        Estimated
                                              Cost          gains           losses         fair  value
                                          -----------     ----------      -----------      -----------
Investment securities:
    U. S. Treasury securities             $   499,761            136           (6,335)        493,562
    U. S. Agency securities                15,000,000             --         (234,782)     14,765,218
    Municipal bonds                         2,351,000         66,096          (80,475)      2,336,621
    Mutual funds                            2,792,707            842         (243,606)      2,549,943
                                          -----------     ----------      -----------      ----------
                                          $20,643,468         67,074         (565,198)     20,145,344
                                          ===========     ==========      ===========      ==========

Mortgage-backed securities:
    Agency mortgage-backed securities     $96,808,239         91,843       (2,132,571)     94,767,511
    Private Issue                           1,828,948             --          (45,348)      1,783,600
                                          -----------     ----------      -----------      ----------
                                          $98,637,187         91,843       (2,177,919)     96,551,111
                                          ===========     ==========      ===========      ==========

Gross gains of $319 and no losses were realized on the sale of investment securities available for sale during the three months ended September 30, 1996. Gross gains of $3,456 and no losses were realized on mortgage-backed securities available for sale during the same period. Gross losses of $962 and no gains were realized on the sale of mortgage-backed securities held to maturity sold during the three month period ended September 30, 1996. Such sales meet the conditions for being considered maturities for purposes of the classification of securities under the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities."

6.  Regulatory Capital:

The Bank is required to meet three FIRREA-enacted capital regulations: a tangible capital requirement (stockholders' equity adjusted for the effects of intangibles, investments and advances to nonincludable subsidiaries and other factors) equal to not less than 1.5% of tangible assets (as defined in the regulations), a core capital requirement (tangible capital adjusted for supervisory goodwill and other defined factors) equal to not less than 3% of tangible assets, and a risk-based capital requirement equal to at least 8.0% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. The Bank's total risk-weighted assets at September 30, 1996 were $199,017,400.

The following table demonstrates as of September 30, 1996, the extent to which the Bank exceeds in dollars and in percent, the three minimum capital requirements.

                                                                            Excess of Actual
                                          Actual             Required       over Requirement
                                      --------------      --------------    ----------------
Tangible Capital:
    $ amount                          $   26,796,456      $    5,684,172     $   21,112,284
    % of tangible assets                        7.07%                1.5%              5.57%
Core Capital:
    $ amount                          $   26,796,456      $   11,368,343     $   15,428,113
    % of adjusted tangible assets               7.07%                3.0%              4.07%
Risk-Based Capital:
    $ amount                          $   28,078,016      $   15,921,392     $   12,156,624
    % of risk-weighted assets                  14.11%                8.0%              6.11%

Generally accepted accounting principles (GAAP) capital differs from tangible, core, and risk-based capital at September 30, 1996 and June 30, 1996 as a result of the following:

                                                        September 30,        June 30,
                                                            1996               1996
                                                            ----               ----

Consolidated capital measured by GAAP                   $ 30,930,413      $ 30,703,664
    Less Holding Company assets                              464,724           381,049
                                                        ------------      ------------
Bank capital measured by GAAP                             30,465,689        30,322,615
    Non-includable assets of subsidiary                     (594,181)         (582,180)
    Goodwill                                              (4,292,500)       (4,377,500)
    Unrealized losses on certain available for sale
        securities                                         1,217,448         1,443,069
                                                        ------------      ------------
Tangible and core capital                                 26,796,456        26,806,004
    General valuation reserves                             1,281,560         1,180,866
                                                        ------------      ------------
Risk-based capital                                      $ 28,078,016      $ 27,986,870
                                                        ============      ============

7.  SAIF Special Assessment:

The thrift deposits of the Bank are insured by the Savings Association Insurance Fund (SAIF), one of two funds administered by the Federal Deposit Insurance Corporation (FDIC). The Bank currently pays premiums of approximately 0.23% of thrift deposits. The Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted in September, 1996. The purpose of the Funds Act was to impose a special assessment of 0.657% of SAIF-assessable deposits as of March 31, 1995 in order to recapitalize the SAIF. The special assessment resulted in an additional after-tax expense of approximately $838,000 or $0.55 per common share during the quarter ended September 30, 1996.

8.  Recent Accounting Statements:

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No.

122 generally requires that mortgage banking enterprises, which includes the Bank, recognize as a separate asset rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of the mortgage servicing rights. The provisions of SFAS No. 122 are to be applied prospectively in fiscal years beginning after December 31, 1995, to transactions in which the Bank sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this statement. The Bank adopted the provisions of SFAS No. 122 on July 1, 1996, and adoption did not have a material effect on the Bank's consolidated financial position or results of operations.

On September 30, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 provides that long-lived assets and identifiable intangibles should be reviewed for impairment whenever events or circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable. The determination of whether an asset is impaired is based on undiscounted cash flows. An impairment, if any, is measured based on the fair value of the asset, if readily determinable. Otherwise impairment would be measured based on the present value of the expected future net cash flows calculated using either a market interest rate or the entity's incremental borrowing rate. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Bank adopted the provisions of SFAS No. 121 on July 1, 1996 and adoption did not have a material effect on the financial position or results of operations of the Bank.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The FASB encourages all entities to adopt the fair value based method, however, it will allow entities to continue the use of the "intrinsic value based method" prescribed by previous pronouncements. Under the intrinsic value based method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to acquire the stock. However, most stock option plans have no intrinsic value at the grant date, and, as such, no compensation cost is recognized under previous pronouncements. Entities electing to continue use of the accounting treatment of previous announcements must make certain pro forma disclosures as if the fair value based method had been applied. SFAS No. 123 is effective for financial statements issued for fiscal years beginning after December 31, 1995. The Bank adopted the provisions of SFAS No. 123 on July 1, 1996. Management's current intention is to not adopt the fair value based method of accounting.

9.  Proposed Merger:

On September 24, 1996, Security Bancorp signed a definitive agreement to merge with and into WesterFed Financial Corporation (Westerfed). The total purchase price is approximately $44.0 million, subject to certain adjustments. Completion of the merger, which will be treated as a purchase for accounting purposes, is subject to various approvals by regulators and shareholders of both companies, as well as the satisfaction of certain other conditions.

Under the terms of the agreement, Security Bancorp shareholders may elect to receive for each share of Security Bancorp common stock $30 in cash, a number of shares of Westerfed common stock or a combination of cash and stock, provided the total consideration to Security Bancorp shareholders consists of between 40-45% stock and 55-60% cash. Subject to satisfaction of the various conditions, closing of the merger is scheduled to occur on or before March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Material changes in financial condition. Comparison of the three month period from June 30, 1996 to September 30, 1996.

General. Total assets increased by $10.1 million or 2.7% over the June 30, 1996 level. Stockholders' equity increased $226,749 during the three-month period ended September 30, 1996. The Bank's ratio of stockholders' equity to total assets decreased from 8.25% at June 30, 1996 to 8.09% at September 30, 1996.

Mortgage-backed securities available for sale. Mortgage-backed securities available for sale decreased $6.9 million from June 30, 1996 to September 30, 1996. This decrease was primarily due to purchases of $4.9 million and the change in the unrealized loss of $430,679, offset by sales of $10 million and principal payments of $2.2 million. The proceeds from this decrease were used to partially fund the increase in net loans receivable.

Mortgage-backed securities held to maturity. Mortgage-backed securities held to maturity decreased $1.7 million from June 30, 1996 to September 30, 1996, primarily as a result of sales of $255,605 and principal payments of $1.4 million. The proceeds from this decrease were used to partially fund the increase in net loans receivable.

Loans receivable. Net loans receivable increased $20.8 million from June 30, 1996 to September 30, 1996. This increase was primarily due to $38 million origination of loans partially offset by principal repayments of $17.1 million and an increase in the reserve for loan losses of $100,694. Proceeds from the decrease in mortgage-backed securities available for sale and held to maturity and the increase in advances from Federal Home Loan Bank of Seattle were used to partially fund this increase.

Classified assets and reserves. Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves, amounted to $704,000 at September 30, 1996, as compared to $668,000 at June 30, 1996. Non-performing assets continue to improve and remain at a very low level.

                                              September 30,           June 30,
                                                  1996                  1996
                                                  ----                  ----
    Total reserves for loan and real
        estate owned losses:                  $   1,281,560          1,180,866

    Reserves as a percentage
        of total loans:                                 .62%               .63%

    Reserves as a percentage of non-
        performing assets:                              182%               177%

    Non-performing assets as a percentage
        of total assets:                                .18%               .18%

At September 30, 1996, the recorded investment in impaired loans was $510,000, all of which were on non-accrual status. The Bank has not established an impairment allowance for these loans. The average recorded investment in impaired loans during the three months ended September 30, 1996 was $444,000. The amount of interest income recognized on impaired loans during this period was immaterial.

Advances from Federal Home Loan Bank of Seattle. Advances from Federal Home Loan Bank of Seattle increased $6.2 million from June 30, 1996 to September 30, 1996. The total available line of credit at the FHLB is 20% of total assets, $76 million at September 30, 1996. The amount of unused credit with the FHLB is $33 million at September 30, 1996. This increase was used to partially fund the increase in net loans receivable.

Stockholders' equity. Stockholders' equity increased $226,749 from June 30, 1996 to September 30, 1996. This increase was comprised of income of $40,162, proceeds from the exercise of stock options of $272,839 and a decrease in the unrealized loss on available for sale securities of $229,085, partially offset by dividends on common stock of $315,337. The unrealized loss at September 30, 1996 is comprised of an excess of cost above fair value of $2,159,044 offset by the tax effect of $798,846.

(2) Material changes in results of operations. Comparison of three-months ended September 30, 1996 and September 30,1995.

                        Summary of Results of Operations

                                              Three Months Ended
                                                 September 30,
                                    1996             1995            Change
                                 -----------      -----------      -----------
Interest income                  $ 6,837,694      $ 6,399,699      $   437,995
Interest expense                   3,770,935        3,806,402           35,467
                                 -----------      -----------      -----------
    Net interest income            3,066,759        2,593,297          473,462
Provision for loan losses           (150,000)         (30,000)        (120,000)
Non-interest income                1,271,831          866,083          405,748
Non-interest expense              (4,124,428)      (2,452,227)      (1,672,201)
                                 -----------      -----------      -----------
    Income before income tax          64,162          977,153         (912,991)
Income tax expense                   (24,000)        (352,000)         328,000
                                 -----------      -----------      -----------
    Net income                   $    40,162      $   625,153      $  (584,991)
                                 ===========      ===========      ===========

General. Net income for the quarter ended September 30, 1996 was $584,991 lower than for the corresponding period in 1995. This decrease was due to an increase in the provision for loan losses and a substantial increase in non-interest expense partially offset by increases in net interest income and non-interest income and a decrease in income tax expense. The increase in non-interest expense was primarily due to the $1,330,517 SAIF special assessment and $198,128 in extra expense as a result of the proposed merger with Westerfed.

Interest income and expense. Interest income for the quarter ended September 30, 1996 was $437,995 higher than interest income for the same three month period in 1995. This increase was due to higher average balances of loans receivable and a higher average yield on interest bearing earning assets, partially offset by lower average balances of investment securities and mortgage-backed securities. The average yield on interest earning assets for the quarter ended September 30, 1996 was 7.66% compared to 7.45% for the prior year period. Interest expense for the quarter ended September 30, 1996 was $35,467 lower than interest expense for the 1995 period. This decrease was due to the lower average rate paid on deposits and borrowings and lower average balances of borrowings, partially offset by higher average balances of deposits for the quarter ended September 30, 1996. The average rate paid on deposits and borrowings decreased from 4.91% for the quarter ended September 30, 1995 to 4.67% for the quarter ended September 30, 1996.

Net interest income. Net interest income increased $473,462 for the quarter ended September 30, 1996 as compared to the same quarter in 1995. The interest rate spread for the quarter ended September 30, 1996 was 2.99% as compared to 2.55% for the quarter ended September 30, 1995.

Provision and allowance for loan losses. The provision for loan losses increased $120,000 in the quarter ended September 30, 1996 as compared to the same quarter period in 1995. This increase reflects an increase in the amount of loans outstanding, as well as management's continuing evaluation of the possible loss exposure in the loan portfolio. The allowance for possible loan losses increased from $1,180,866 at June 30, 1996 (0.63% of loans receivable) to $1,281,560 at
September 30, 1996 (0.62% of loans receivable) due to the increase in the provision.

Non-interest income. Non-interest income increased $405,748 in the quarter ended September 30, 1996 in comparison to the same period in 1995. This increase is related to increases in fees from customer services of $113,934, increases in other operating income of $284,156, increases in securities brokerage services of $14,841 and an increase in net gains from the sale of mortgage-backed securities, investment securities and other real estate owned of $1,728, partially offset by decreases in gain on sale of loans held for sale of $8,911. Included in other operating income for the quarter ending September 30, 1996 is a $209,000 gain on an exchange of land held for a future branch office.

Non-interest expense. Non-interest expense for the quarter ended September 30, 1996 increased $1,672,201 in comparison to the corresponding period in 1995. Compensation and benefits increased $138,893 primarily as a result of the new branch office in Bozeman, Montana, which opened in February, 1996. Occupancy and equipment increased $48,183 again primarily due to the operation of the new Bozeman branch. The SAIF special assessment was $1,330,517 in the 1996 period with no corresponding expense in 1995. Other non-interest expense increased $180,296 primarily due to $198,128 in extra expense as a result of the proposed merger with Westerfed.

Income tax expense. Income tax expense decreased $328,000 for the quarter ended September 30, 1996 as compared to the same period in 1995. This decrease was the result of lower pre-tax earnings in the 1996 period.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material legal proceedings to which the registrant or its subsidiaries are a party.

Item 2.  Change in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits - Exhibit 27, Article Nine Financial Data Schedule

         (b) No reports on Form 8-K were filed for the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                            SECURITY BANCORP
                                              (Registrant)


Date:  October 30, 1996            /s/ David W. Jorgenson
                                   -------------------------------
                                   David W. Jorgenson
                                   President, CEO and Director



Date:  October 30, 1996            /s/ Anthony P. Dunn
                                   -------------------------------
                                   Anthony P. Dunn
                                   Assistant Controller/Chief Accounting Officer