Form 10-Q
period 1996-12-31
SECURITY BANCORP /MT/
filed 1997-02-14
CIK 911502

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended December 31, 1996

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                         Commission file number 0-23838

                                SECURITY BANCORP
            (Exact name of registrant as specified in this charter)

                Montana                                 81-0486553
     --------------------------------               -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

         219 North 26th Street, Billings, Montana              59101
         ----------------------------------------            ----------
         (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code  (406)-238-4800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ X ]    No [   ]
                                     -----       -----

            The number of shares outstanding of each of the Issuer's
               Classes of Common Stock, as of the latest date is:

            Class: Common Stock, Par Value $1 per share, Outstanding
                    at December 31, 1996 -- 1,508,182 shares

                      Exhibit Index Page 17/Total Pages 18

                                SECURITY BANCORP
                         QUARTERLY REPORT ON FORM 10-Q


                                     Index


PART I.  FINANCIAL INFORMATION                                                   Page #
                                                                                 ------
Item 1. - Financial Statements

         Consolidated Balance Sheets-December 31,
         1996 (Unaudited) and June 30, 1996                                        3

         Consolidated Statements of Income-Three and six months ended
         December 31, 1996 and 1995 (Unaudited)                                    4

         Consolidated Statement of Stockholders' Equity -
         Six months ended December 31, 1996 (Unaudited)                            5

         Consolidated Statements of Cash Flows-
         Six months ended December 31, 1996
         and 1995 (Unaudited)                                                      6

         Notes to Consolidated Financial
         Statements (Unaudited)                                                    8

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                           12

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings                                                       17

Item 2. - Change in Securities                                                    17

Item 3. - Default of Senior Securities                                            17

Item 4. - Submission of Matters to Vote of Security Holders                       17

Item 5. - Other Information                                                       17

Item 6. - Exhibits and Reports on Form 8-K                                        17

Signatures                                                                        18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
SECURITY BANCORP AND SUBSIDIARY

                                                                    DECEMBER 31,       JUNE 30,
                                                                       1996              1996
                          ASSETS                                    (UNAUDITED)
                                                                   ------------       ------------
  Cash and cash equivalents                                        $ 15,034,604       $  9,789,678
  Investment securities available for sale, at estimated
    fair value                                                       23,072,922         20,145,344
  Mortgage-backed securities available for sale, at
    estimated fair value                                             66,777,128         96,551,111
  Investment securities held to maturity, at amortized cost             200,000                -
  Mortgage-backed securities held to maturity, at amortized cost     28,249,632         34,704,507
  Loans held for sale, at lower of cost or market value               2,999,794          2,687,034
  Loans receivable, net                                             218,064,680        184,903,699
  Stock in Federal Home Loan Bank of Seattle, at cost                 3,273,300          3,145,600
  Accrued interest receivable                                         2,661,702          2,584,018
  Cash surrender value of life insurance                              2,720,489          2,663,427
  Real estate held for investment                                       285,714            288,908
  Premises and equipment, at cost less accumulated depreciation       9,370,892          9,504,502
  Goodwill, net of amortization                                       4,207,500          4,377,500
  Other assets                                                          872,660            893,744
                                                                   ------------       ------------
                                                                   $377,791,017       $372,239,072
                                                                   ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                          290,673,742        289,219,498
  Securities sold under repurchase agreements                         7,333,723          7,964,766
  Advances from Federal Home Loan Bank of Seattle                    38,900,000         36,791,667
  Advance payments by borrowers for taxes and insurance                 446,955            880,697
  Income taxes payable                                                  197,963             37,728
  Deferred income taxes                                                 752,563            112,083
  Accrued interest payable                                            1,897,350          2,075,161
  Accrued expenses and other liabilities                              4,580,857          4,453,808
                                                                   ------------       ------------
    Total Liabilities                                               344,783,153        341,535,408
                                                                   ------------       ------------

Stockholders' equity:
  Preferred stock, $1 par value, 5,000,000 shares authorized,
    none outstanding                                                        -                  -
  Common stock, $1 par value, 10,000,000 shares authorized;
    issued and outstanding 1,508,182 shares                           1,508,182          1,462,182
  Additional paid-in capital                                          9,390,517          8,765,053
  Retained earnings, substantially restricted                        22,712,666         22,065,712
  Net unrealized losses on available for sale securities               (603,501)        (1,589,283)
                                                                   ------------       ------------
     Total stockholders' equity                                      33,007,864         30,703,664
                                                                   ------------       ------------
                                                                   $377,791,017       $372,239,072
                                                                   ============       ============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
SECURITY BANCORP AND SUBSIDIARY
(UNAUDITED)

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    DECEMBER 31,                         DECEMBER 31,
                                                               1996               1995              1996               1995
                                                            ----------         ----------        ----------         ----------
Interest income:
  Loans receivable                                          $4,772,994         $3,401,195        $9,123,368         $6,757,494
  Investment securities                                        351,342            387,430           690,636            861,801
  Mortgage-backed securities                                 1,759,605          2,321,466         3,840,330          4,798,883
  Other                                                         90,335            174,090           157,636            265,702
                                                            ----------         ----------        ----------         ----------
    TOTAL INTEREST INCOME                                    6,974,276          6,284,181        13,811,970         12,683,880
                                                            ----------         ----------        ----------         ----------
Interest expense:
  Deposits                                                   3,070,929          3,362,429         6,156,640          6,694,221
  Securities sold under repurchase agreement                   111,426            123,065           225,276            220,287
  Advances from Federal Home Loan Bank of Seattle              580,914            349,806         1,152,288            727,194
                                                            ----------         ----------        ----------         ----------
    TOTAL INTEREST EXPENSE                                   3,763,269          3,835,300         7,534,204          7,641,702
                                                            ----------         ----------        ----------         ----------

  Net interest income                                        3,211,007          2,448,881         6,277,766          5,042,178
Provision for loan losses                                      150,000             30,000           300,000             60,000
                                                            ----------         ----------        ----------         ----------
  Net interest income after provision for loan losses        3,061,007          2,418,881         5,977,766          4,982,178
                                                            ----------         ----------        ----------         ----------

Non-interest income:
  Fees for customer services                                   526,454            420,440         1,114,820            894,872
  Securities brokerage services                                 65,885             25,396           103,920             48,590
  Gain/(loss) on the sale of investment securities
    available for sale                                             -             (327,933)              319           (327,933)
  Gain on sale of mortgage-backed securities available
    for sale                                                   402,748            427,511           406,204            427,511
  Loss on maturities of mortgage-backed securities
    held to maturity                                           (92,901)               -             (93,863)               -
  Gain on sale of loans held for sale                          135,395            186,508           271,009            331,033
  Loss on sale of other real estate owned                          -                  -                (900)               -
  Other operating income, net                                  238,281            291,876           746,184            515,623
                                                            ----------         ----------        ----------         ----------
    TOTAL NON-INTEREST INCOME                                1,275,862          1,023,798         2,547,693          1,889,696
                                                            ----------         ----------        ----------         ----------

Non-interest expense:
  Compensation and benefits                                  1,209,031          1,135,779         2,544,947          2,332,802
  Advertising                                                   19,236             45,506            63,882            100,476
  Occupancy and equipment                                      368,926            293,119           714,455            590,465
  FDIC deposit insurance premiums                              117,968            127,206           237,340            238,029
  SAIF assessment                                                  -                  -           1,330,517                -
  Data processing services                                     197,520            169,495           388,879            384,767
  Other                                                        719,668            663,500         1,476,757          1,240,293
                                                            ----------         ----------        ----------         ----------
   TOTAL NON-INTEREST EXPENSE                                2,632,349          2,434,605         6,756,777          4,886,832
                                                            ----------         ----------        ----------         ----------

  Income before income taxes                                 1,704,520          1,008,074         1,768,682          1,985,042
Income taxes                                                   526,000            358,000           550,000            710,000
                                                            ----------         ----------        ----------         ----------
  NET INCOME                                                $1,178,520         $  650,074        $1,218,682         $1,275,042
                                                            ==========         ==========        ==========         ==========

Income and dividends per share:

  Weighted average number of shares outstanding              1,518,678          1,531,124         1,506,870          1,531,119
                                                            ==========         ==========        ==========         ==========

  Income per share                                          $     0.78         $     0.42        $     0.81         $     0.83
                                                            ==========         ==========        ==========         ==========

  Dividends per share                                       $   0.1700         $   0.1525        $   0.3850         $   0.3500
                                                            ==========         ==========        ==========         ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
SECURITY BANCORP AND SUBSIDIARY
(UNAUDITED)

                                                     SIX MONTHS ENDED DECEMBER 31, 1996
                                                     ----------------------------------
                                                                               UNREALIZED
                                                      ADDITIONAL              HOLDING GAINS
                                          COMMON       PAID-IN     RETAINED     (LOSSES),
                                          STOCK        CAPITAL     EARNINGS        NET        TOTAL
                                        ----------    ---------   ----------   ----------   ----------
Balance at June 30, 1996                $1,462,182    8,765,053   22,065,712   (1,589,283)  30,703,664
Net Income                                     -            -      1,218,682          -      1,218,682
Dividends paid ($.385 per share)               -            -       (571,728)         -       (571,728)
Change in net unrealized gains (losses)
  on securities available for sale             -            -            -        985,782      985,782
Exercise of stock options                   46,000      625,464          -            -        671,464
                                        ----------    ---------   ----------   ----------   ----------
Balance at December 31, 1996            $1,508,182    9,390,517   22,712,666     (603,501)  33,007,864
                                        ==========    =========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

SECURITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                           DECEMBER 31
                                                                    1996                1995
                                                                ------------        ------------
Cash flows from operating activities:
  Net Income                                                    $  1,218,682        $  1,275,042
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for:
        Loan losses                                                  300,000              30,000
      Amortization of:
        Premiums and discounts on investment
          securities, net - held to maturity                             -                (1,356)
        Premiums and discounts on investment
          securities, net - available for sale                        (3,908)             (9,090)
        Premiums and discounts on mortgage-backed
          securities, net - available for sale                        47,640            (195,749)
        Premiums and discounts on mortgage-backed
          securities, net - held to maturity                          52,019               8,846
        Deferred loan origination fees                               (30,785)            (37,596)
        Goodwill                                                     170,000             170,000
      Origination of loans held for sale                         (14,887,203)        (20,957,879)
      Proceeds from sales of loans                                14,845,452          20,320,066
      Stock dividends reinvested in Federal Home Loan
        Bank of Seattle                                             (127,700)           (105,800)
      Depreciation                                                   341,571             271,676
      (Gain)/loss on sale or maturities of:
        Loans held for sale                                         (271,009)           (331,033)
        Mortgage-backed securities available for sale               (406,204)           (427,511)
        Mortgage-backed securities held to maturity                   93,863                 -
        Investment securities available for sale                        (319)            324,943
      Change in:
        Accrued interest receivable                                  (77,684)            (81,986)
        Cash surrender value of life insurance                       (57,062)            (55,966)
        Other assets                                                  21,084             128,744
        Income taxes payable                                         160,235             191,317
        Accrued interest payable                                    (177,811)            263,084
        Accrued expenses and other liabilities                       127,049            (496,797)
                                                                ------------        ------------
              Net cash provided by operating activities            1,337,910             282,955
                                                                ------------        ------------



                             (Continued on Page 7)

SECURITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                        DECEMBER 31
                                                                                   1996             1995
                                                                               ------------     ------------
Cash flows from investing activities:
    Purchase of investment securities available for sale                         (2,981,205)     (20,003,125)
    Purchase of mortgage-backed securities available for sale                    (4,918,750)     (40,309,672)
    Purchase of investment securities held to maturity                             (200,000)             -
    Proceeds from the call of investment securities available for sale                7,118              -
    Proceeds from the sale of investment securities available for sale                  -          8,472,467
    Proceeds from the sale of mortgage-backed securities available for sale      32,763,529       25,425,043
    Proceeds from maturities of mortgage-backed securities held to maturity       3,591,216              -
    Proceeds from maturities of investment securities available for sale            275,000        5,271,419
    Proceeds from maturities of investment securities held to maturity                  -         10,165,962
    Principal payments on investment securities available for sale                    5,404              -
    Principal payments on mortgage-backed securities available for sale           3,684,362        2,697,914
    Principal payments on mortgage-backed securities held to maturity             2,717,777        6,178,401
    Origination of loans receivable                                             (77,585,863)     (39,359,121)
    Repayment of principal on loans receivable                                   44,155,667       30,221,949
    Decrease in real estate held for investment                                       3,194            5,545
    Additions to premises and equipment                                            (207,961)      (1,435,278)
                                                                               ------------     ------------
      Net cash provided (used) in investing activities                            1,309,488      (12,668,496)
                                                                               ------------     ------------

Cash flows from financing activities:
    Net increase in deposits                                                      1,454,244        2,537,943
    Net (decrease) increase in securities sold under repurchase agreements         (631,043)       6,154,709
    Net change in advances from Federal Home Loan Bank of Seattle                 2,108,333        3,000,000
    Net decrease in advance payments by borrowers for taxes and insurance          (433,742)        (548,189)
    Cash dividends paid on common stock                                            (571,728)        (520,942)
    Exercise of stock options                                                       671,464           41,550
                                                                               ------------     ------------
      Net cash provided by financing activities                                   2,597,528       10,665,071
                                                                               ------------     ------------

      Net increase (decrease) in cash and cash equivalents                        5,244,926       (1,720,470)
                                                                               ------------     ------------
Cash and cash equivalents at beginning of period                                  9,789,678       10,188,922

Cash and cash equivalents at end of period                                     $ 15,034,604     $  8,468,452
                                                                               ============     ============
Cash paid for:
        Interest                                                               $  7,712,015     $  7,738,221
        Income taxes, net                                                            96,000          551,000
                                                                               ============     ============


See accompanying notes to consolidated financial statements.

                        SECURITY BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results anticipated for the year ending June 30, 1997. For additional information, refer to the consolidated financial statements and footnotes thereto included in Security Bancorp's annual report on Form 10-K for the year ended June 30, 1996.

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

3.  Income Per Share:

The income per common share for the three month period ending December 31, 1996 was $0.78, based on the weighted average number of shares of common stock and common stock equivalent shares outstanding. Income per common share for the three month period ending December 31, 1995 was $0.42. The income per common share for the six month period ending December 31, 1996 was $0.81, based on the weighted average number of shares of common stock and common stock equivalent shares outstanding. Income per common share for the six month period ending December 31, 1995 was $0.83. Net income for the six month period ended December 31, 1996 included non-recurring expenses relating to the SAIF special premium assessment of $1,330,517 and $264,691 in expenses relating to the proposed merger with Westerfed Financial Corporation. After tax income for the six month period ending December 31, 1996 would have been $2,223,663 had these non-recurring expenses not been incurred. This would have resulted in income per common share of $1.48 as compared with the $0.81 actually reported. Stock options are outstanding, under the Security Bancorp 1993 Stock Option and Stock Appreciation Rights Plan, to purchase 62,200 shares of stock. No stock options were granted during the six month period ending December 31, 1996. Stock options totaling 46,000 shares were exercised during the same period. Additionally, 2,500 stock options lapsed during the six month period ended December 31, 1996. These stock options are considered common stock equivalents for computation of the income per share in the accompanying consolidated financial statements.

4.  Dividends:

On November 25, 1996, the Board of Directors of Security Bancorp declared a quarterly cash dividend of $0.17 per share, paid on December 31, 1996, to stockholders of record on December 13, 1996. On

January 27, 1997, the Board of Directors of Security Bancorp declared a dividend of $0.115 per share. The dividend is payable February 25, 1997 to stockholders of record on February 10, 1997. The ex-dividend date is February 6, 1997. The directors declared the dividend in anticipation of the proposed merger with WesterFed Financial Corporation.

5.  Investment Securities and Mortgage-Backed Securities Available for Sale:

The amortized cost, unrealized gains and losses, and estimated fair values of securities available for sale at December 31, 1996 are as follows:

                                                                  Gross        Gross
                                                                unrealized   unrealized       Estimated
                                                 Cost             gains        losses         fair value
                                                 ----             -----        ------         ----------
Investment securities:
    U. S Treasury securities                  $   299,849              -        (2,802)          297,047
    U. S. Agency securities                    17,987,022              -       (35,395)       17,951,627
    Municipal bonds                             2,276,000              -       (37,141)        2,238,859
    Mutual funds                                2,778,498              -      (193,109)        2,585,389
                                              -----------        -------      --------        ----------
                                              $23,341,369              -      (268,447)       23,072,922
                                              ===========        =======      =========       ==========


Mortgage-backed securities:
    Agency mortgage-backed securities         $65,637,743        112,526      (786,316)       87,822,957
    Private Issue                               1,828,876              -       (15,701)        1,813,175
                                              -----------        -------      ---------       ----------
                                              $67,466,619        112,526      (802,017)       66,777,128
                                              ===========        =======      ========        ==========

The amortized cost, unrealized gains and losses, and estimated fair values of securities available for sale at June 30, 1996 are as follows:

                                                                  Gross        Gross
                                                                unrealized   unrealized       Estimated
                                                 Cost             gains        losses           value
                                                 ----             -----        ------           -----
Investment securities:
    U. S Treasury securities                  $   499,761            136        (6,335)          493,562
    U. S. Agency securities                    15,000,000              -      (234,782)       14,765,218
    Municipal bonds                             2,351,000         66,096       (80,475)        2,336,621
    Mutual funds                                2,792,707            842      (243,606)        2,549,943
                                              -----------         ------      --------        ----------
                                              $20,643,468         67,074      (565,198)       20,145,344
                                              ===========         ======      ========        ==========

Mortgage-backed securities:
    Agency mortgage-backed securities         $96,808,239         91,843    (2,132,571)       94,767,511
    Private Issue                               1,828,948              -       (45,348)        1,783,600
                                              -----------         ------    ----------        ----------
                                              $98,637,187         91,843    (2,177,919)       96,551,111
                                              ===========         ======    ==========        ==========

Gross gains of $319 and no losses were realized on the sale of investment securities available for sale during the six months ended December 31, 1996. Gross gains of $406,204 and no losses were realized on mortgage-backed securities available for sale during the same period. Gross losses of $93,863 and no gains were realized on the maturities of mortgage-backed securities held to maturity sold during the six month period ended December 31, 1996. Such sales meet the conditions for being considered maturities for purposes of the classification of securities under the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities."

6.  Regulatory Capital:

The Bank is required to meet three FIRREA-enacted capital requirements: a tangible capital requirement (stockholders' equity adjusted for the effects of intangibles, investments and advances to nonincludable subsidiaries and other factors) equal to not less than 1.5% of tangible assets (as defined in the regulations), a core capital requirement (tangible capital adjusted for supervisory goodwill and other defined factors) equal to not less than 3% of tangible assets, and a risk-based capital requirement equal to at least 8.0% of all risk-weighted assets. For risk-weighting, selected assets are given a risk assignment of 0% to 100%. The Bank's total risk-weighted assets at December 31, 1996 were $207,866,375.

The following table demonstrates as of December 31, 1996, the extent to which the Bank exceeds in dollars and in percent, the three minimum capital requirements.

                                                                       Excess of Actual
                                           Actual         Required     over Requirement
                                           ------         --------     ----------------
Tangible Capital:
    $ amount                             $27,888,471      $5,605,893       $22,282,578
    % of tangible assets                    7.46%            1.5%             5.96%
Core Capital:
    $ amount                             $27,888,471     $11,211,786       $16,676,685
    % of adjusted tangible assets           7.46%            3.0%             4.46%
Risk-Based Capital:
    $ amount                             $29,294,170     $16,629,310       $12,664,860
    % of risk-weighted assets               14.09%           8.0%             6.09%

The Bank's generally accepted accounting principles (GAAP) capital differs from tangible, core, and risk-based capital at December 31, 1996 and June 30, 1996 as a result of the following:

                                                         December 31,      June 30,
                                                            1996             1996
                                                            ----              ----
Consolidated capital measured by GAAP                    $33,007,864      $30,703,664
    Less Holding Company assets                              772,660          381,049
                                                         -----------      -----------
Bank capital measured by GAAP                             32,235,204       30,322,615
    Non-includable assets of subsidiary                     (623,420)        (582,180)
    Goodwill                                              (4,207,500)      (4,377,500)
    Unrealized losses on certain available for sale
        securities                                           484,187        1,443,069
                                                         -----------      -----------
Tangible and core capital                                 27,888,471       26,806,004
    General valuation reserves                             1,405,699        1,180,866
                                                         -----------      -----------
Risk-based capital                                       $29,294,170      $27,986,870
                                                         ===========      ===========

7.  SAIF Special Assessment:

The thrift deposits of the Bank are insured by the Savings Association Insurance Fund (SAIF), one of two funds administered by the Federal Deposit Insurance Corporation (FDIC). The Bank currently pays premiums of 6.48 basis points of thrift deposits. The Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted in September 1996. The purpose of the Funds Act was to impose a special assessment of 0.657% of SAIF- assessable deposits as of March 31, 1995 in order to recapitalize the SAIF. The special assessment resulted in an additional after-tax expense of approximately $838,000 or $0.55 per common share during the six month period ended December 31, 1996.

8.  Recent Accounting Statements:

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 generally requires that mortgage banking enterprises, which includes the Bank, recognize as a separate asset rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS No. 122 requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of the mortgage servicing rights. The provisions of SFAS No. 122 are to be applied prospectively in fiscal years beginning after December 31, 1995, to transactions in which the Bank sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this statement. The Bank adopted the provisions of SFAS No. 122 on July 1, 1996, and adoption did not have a material effect on the Bank's financial position or results of operations.

On December 31, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 provides that long-lived assets and identifiable intangibles should be reviewed for impairment whenever events or circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable. The determination of whether an asset is impaired is based on undiscounted cash flows. An impairment, if any, is measured based on the fair value of the asset, if readily determinable. Otherwise impairment would be measured based on the present value of the expected future net cash flows calculated using either a market interest rate or the entity's incremental borrowing rate. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, although earlier application is encouraged. The Bank adopted the provisions of SFAS No. 121 on July 1, 1996 and adoption did not have a material effect on the financial position or results of operations of the Bank.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The FASB encourages all entities to adopt the fair value based method, however, it will allow entities to continue the use of the "intrinsic value based method" prescribed by previous pronouncements. Under the intrinsic value based method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to acquire the stock. However, most stock option plans have no intrinsic value at the grant date and, as such, no compensation cost is recognized under previous pronouncements. Entities electing to continue use of the accounting treatment of previous announcements must make certain pro forma disclosures as if the fair value based method had been applied. SFAS No. 123 is effective for financial statements issued for fiscal years beginning after December 31, 1995. The Bank adopted the provisions of SFAS No. 123 on July 1, 1996. Management's current intention is to not adopt the fair value based method of accounting.

9.  Proposed Merger:

On September 24, 1996, Security Bancorp signed a definitive agreement to merge with and into WesterFed Financial Corporation (Westerfed). The total purchase price is approximately $44.0 million, subject to certain adjustments. Completion of the merger, which will be treated as a purchase for accounting purposes, is subject to various approvals by regulators and shareholders of both companies, as well as the satisfaction of certain other conditions. Under the terms of the agreement, Security Bancorp shareholders may elect to receive for each share of Security Bancorp common stock $30 in cash, a number of shares of Westerfed common stock or a combination of cash and stock, provided the total consideration to Security Bancorp shareholders consists of between 40-45% stock and 55-60% cash. Stockholders of Security Bancorp will vote on the agreement at the Annual Meeting of Stockholders scheduled for February 24, 1997. Subject to satisfaction of the various conditions, closing of the merger is anticipated to occur as early as February 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(1) Material changes in financial condition. Comparison of the six month period from June 30, 1996 to December 31, 1996.

General. Total assets increased by $5.6 million or 1.5% over the June 30, 1996 level. Stockholders' equity increased $2,304,200 during the six-month period ended December 31, 1996. The Bank's ratio of stockholders' equity to total assets increased from 8.25% at June 30, 1996 to 8.74% at December 31, 1996.

Cash and cash equivalents. Cash and cash equivalents increased by $5.2 million or 53.6% over the June 30, 1996 level. This increase was primarily in the cash balances held at the Federal Reserve Bank and in the Federal Home Loan Bank.

Investment securities available for sale. Investment securities available for sale increased $2.9 million from June 30, 1996 to December 31, 1996. This increase was primarily due to purchases of $3 million and the change in the unrealized loss of $229,668, offset by maturities of $275,000.

Mortgage-backed securities available for sale. Mortgage-backed securities available for sale decreased $29.8 million from June 30, 1996 to December 31, 1996. This decrease was primarily due to sales of $32.4 million and principal payments of $3.7 million, offset by purchases of $4.9 million and the change in the unrealized loss of $1.4 million. The proceeds from this decrease were used to partially fund the increase in net loans receivable.

Investment securities held to maturity. Investment securities held to maturity increased $200,000 from_June 30, 1996 to December 31, 1996 as a result of a purchase.

Mortgage-backed securities held to maturity. Mortgage-backed securities held to maturity decreased $6.5 million from June 30, 1996 to December 31, 1996, primarily as a result of maturities of $3.7 and principal payments of $2.8 million. The proceeds from this decrease were used to partially fund the increase in net loans receivable. The sales met the conditions for being considered maturities for purposes of the classification of securities under the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities

Loans receivable. Net loans receivable increased $33.2 million from June 30, 1996 to December 31, 1996. This increase was primarily due to $77.6 million origination of loans partially offset by principal repayments of $44.2 million and an increase in the reserve for loan losses of $224,833. Proceeds from the decrease in mortgage-backed securities available for sale and held to maturity and the increase in advances from Federal Home Loan Bank of Seattle were used to partially fund this increase.

Classified assets and reserves. Non-performing assets, consisting of non-accrual loans, accruing loans 90 days or more overdue, and real estate and other assets acquired by foreclosure or deed-in-lieu thereof, net of related reserves, amounted to $616,000 at December 31, 1996, as compared to $668,000 at June 30,

1996. Non-performing assets continue to improve and remain at a very low level.

                                                       December 31,     June 30,
                                                           1996           1996
                                                          -----           ----
          Total reserves for loan and real
              estate owned losses:                      $1,405,699      1,180,866
          Reserves as a percentage of total
              loans:                                       .63%           .63%
          Reserves as a percentage of non-
              performing assets:                           228%           177%
          Non-performing assets as a percentage
              of total assets:                             .16%           .18%

At December 31, 1996, the recorded investment in impaired loans was $424,000, all of which were on non-accrual status. It is the policy of the Bank to discontinue accruing interest on loans when payments have not been received after a predetermined number of days or when the loan is in the process of being restructured or renegotiated. The principal is placed in non-accrual status but no part of the loan is charged to the reserve at this time. Any accrued interest is reversed against interest income. The amount of foregone interest is tracked and is recognized as income only after payment is received. The average recorded investment in impaired loans during the six months ended December 31, 1996 was $546,000. The amount of interest income recognized on impaired loans during this period was immaterial.

Advances from Federal Home Loan Bank of Seattle. Advances from Federal Home Loan Bank of Seattle increased $2.1 million from June 30, 1996 to December 31, 1996. This increase was used to partially fund the increase in net loans receivable. The total available line of credit at the FHLB is 20% of total assets, approximately $76 million at December 31, 1996. The amount of unused credit with the FHLB is $37 million at December 31, 1996.

Stockholders' equity. Stockholders' equity increased $2.3 million from June 30, 1996 to December 31, 1996. This increase was comprised of income of $1.2 million, proceeds from the exercise of stock options of $671,464 and a decrease in the unrealized loss on available for sale securities of $985,782, partially offset by dividends on common stock of $571,728. The unrealized loss at December 31, 1996 is comprised of an excess of cost above fair value of $957,938 offset by the tax effect of $354,437.

(2) Material changes in results of operations. Comparison of three-months ended December 31, 1996 and December 31,1995.

                        Summary of Results of Operations

                                              Three months ended
                                                  December 31,
                                             1996             1995             Change
                                             ----             ----             ------
Interest income                          $ 6,974,276      $ 6,284,181         $ 690,095
Interest expense                           3,763,269        3,835,300            72,031
                                         -----------      -----------         ---------
    Net interest income                    3,211,007        2,448,881           762,126
Provision for loan losses                   (150,000)         (30,000)         (120,000)
Non-interest income                        1,275,862        1,023,798           252,064
Non-interest expense                      (2,632,349)      (2,434,605)         (197,744)
                                         -----------      -----------         ---------
    Income before income tax               1,704,520        1,008,074           696,446
Income tax expense                          (526,000)        (358,000)         (168,000)
                                         -----------      -----------         ---------
    Net income                           $ 1,178,520      $   650,074         $ 528,446
                                         ===========      ===========         =========

General. Net income for the quarter ended December 31, 1996 was $528,446 higher than for the corresponding period in 1995. This increase was due to increases in net interest income and in non-interest income, partially offset by increases in non-interest expense and in income tax expense.

Interest income and expense. Interest income for the quarter ended December 31, 1996 was $690,095 higher than interest income for the same three month period in 1995. This increase was due to higher average balances of loans receivable and a higher average yield on interest bearing earning assets, partially offset by lower average balances of investment securities and mortgage-backed securities. The average yield on interest earning assets for the quarter ended December 31, 1996 was 7.75% compared to 7.61% for the prior year period. Interest expense for the quarter ended December 31, 1996 was $72,031 lower than interest expense for the 1995 period. This decrease was due to the lower average balances of deposits and securities sold under repurchase agreement for the quarter ended December 31, 1996 and a lower average rate paid on deposits and borrowings, partially offset by higher average balances of borrowings. The average rate paid on deposits and borrowings decreased from 5.00% for the quarter ended December 31, 1995 to 4.68% for the quarter ended December 31, 1996.

Net interest income. Net interest income increased $762,126 for the quarter ended December 31, 1996 as compared to the same quarter in 1995. The interest rate spread for the quarter ended December 31, 1996 was 3.07% as compared to 2.61% for the quarter ended December 31, 1995.

Provision and allowance for loan losses. The provision for loan losses increased $120,000 in the quarter ended December 31, 1996 as compared to the same quarter in 1995. This increase reflects an increase in the amount of loans outstanding and the change in the loan mix, as well as management's continuing evaluation of the possible loss exposure in the loan portfolio. The allowance for possible loan losses increased from $1,180,866 at June 30, 1996 (0.63% of loans receivable) to $1,405,699 at December 31, 1996 (0.63% of loans receivable) due to the increase in the provision.

Non-interest income. Non-interest income increased $252,064 in the quarter ended December 31, 1996 in comparison to the same period in 1995. This increase is related to increases in fees from customer services of $106,014, increases in securities brokerage services of $40,489 and an increase in net gains from the sale of mortgage-backed securities, investment securities and other real estate owned of $211,079, partially offset by decreases in other operating income of $53,595 and gain on sale of loans held for sale of $51,113.

Non-interest expense. Non-interest expense for the quarter ended December 31, 1996 increased $197,744 in comparison to the corresponding period in 1995. Compensation and benefits increased $73,252 primarily as a result of the new branch office in Bozeman, Montana, which opened in February, 1996. Occupancy and equipment increased $75,807, again primarily due to the operation of the new Bozeman branch. Other non-interest expense increased $56,168. These increases were partially offset by decreases in advertising expenses of $26,270 and FDIC deposit insurance premiums of $9,238.

Income tax expense. Income tax expense increased $168,000 for the quarter ended December 31, 1996 as compared to the same period in 1995. This increase was the result of higher pre-tax earnings in the 1996 period.

(3) Material changes in results of operations. Comparison of six-months ended December 31, 1996 and December 31,1995. Summary Of Results Of Operations

                                                    Six months ended
                                                       December 31,
                                                  1996             1995                Change
                                                  ----             ----                ------
Interest income                               $13,811,970       $12,683,880          $ 1,128,090
Interest expense                                7,534,204         7,641,702              107,498
                                              -----------       -----------          -----------
    Net interest income                         6,277,766         5,042,178            1,235,588
Provision for loan losses                        (300,000)          (60,000)            (240,000)
Non-interest income                             2,547,693         1,889,696              657,997
Non-interest expense                           (6,756,777)       (4,886,832)          (1,869,945)
                                              -----------       -----------          -----------
    Income before income tax                    1,768,682         1,985,042             (216,360)
Income tax expense                               (550,000)         (710,000)             160,000
                                              -----------       -----------          -----------
    Net income                                $ 1,218,682       $ 1,275,042          $   (56,360)
                                              ===========       ===========          ===========

General. Net income for the six months ended December 31, 1996 is down $56,360 compared to net income for the corresponding period in 1995. Net income for the six month period ended December 31, 1996 included non-recurring expenses relating to the SAIF special premium assessment of $1,330,517 and $264,691 in expenses relating to the proposed merger with Westerfed Financial Corporation. After tax income for the six month period ending December 31, 1996 would have been $2,223,663 (an increase of $1,004,981) had these non-recurring expenses not been incurred.

Interest income and expense. Interest income for the six months ended December 31, 1996 was $1,128,090 higher than interest income for the corresponding period in 1995. This increase was due to higher average balances of loans receivable and to the higher average yield on interest earning assets, partially offset by lower average balances of mortgage-backed securities and investment securities. The average yield on interest earning assets for the six month period ended December 31, 1996 was 7.71% compared to 7.57% for the prior year period. Interest expense for the six months ended December 31, 1996 was $107,498 lower than interest expense for the 1995 period. This decrease was due to the slightly lower average rate paid on deposits and borrowings and lower average balances of deposits and securities sold under repurchase agreements, partially offset by higher average balances for borrowings for the six months ended December 31, 1996. The average rate paid on deposits and borrowings decreased from 4.79% for the six months ended December 31, 1995 to 4.69% for the six months ended December 31, 1996.

Net interest income. Net interest income increased $1,235,588 for the six months ended December 31, 1996 as compared to the same period in 1995. Interest rate spread for the six months ended December 31, 1996 was 3.02% as compared to 2.78% for the six month period ended December 31, 1995.

Provision and allowance for loan losses. The provision for loan losses increased $240,000 in the six months ended December 31, 1996 compared to the prior year period. This increase reflects management's continuing evaluation of the possible loss exposure in the loan portfolio. The allowance for possible loan losses increased from $1,156,393 at June 30, 1996 (0.63% of loans receivable) to $1,405,699 at December 31, 1996 (0.63% of loans receivable) due to increases in the provision for loan losses and net recoveries.

Non-interest income. Non-interest income increased $657,997 in the six month period ended December 31, 1996 in comparison to the same period in 1995. This increase is primarily a result of the increase in the the net gain from the sale of investment securities available for sale, mortgage-backed securities available for sale, and mortgage-backed securities held to maturity of $213,082 in 1996 over the 1995 net gain. The increase is also related to increases in fees for customer services of $219,948, securities brokerage services of $55,330, and other operating income of $230,561 over the same period in 1995, partially offset by decreases in gain on sale of loans held for sale of $60,024. Included in other operating income for the six month period ending December 31, 1996 is a $209,000 gain on an exchange of land held for a future branch office.

Non-interest expense. Non-interest expense for the six months ended December 31, 1996 increased $1,869,945 in comparison to the corresponding period in 1995. The largest component of this increase related to the SAIF special assessment was $1,330,517 in the 1996 period with no corresponding expense in 1995. Compensation and benefits expense for the six months ended December 31, 1996 increased 212,145 as a result of the expansion of the new branch in Bozeman, Montana. Occupancy and equipment expense increased $123,990, again primarily due to the operation of the new Bozeman branch. Other non-interest expense increased $236,464 primarily due to $264,691 in expense as a result of the proposed merger with Westerfed.

Income tax expense. Income tax expense decreased $160,000 for the six months ended December 31, 1996 as compared to the same period in 1995. This decrease was the result of lower pre-tax earnings in the 1996 period and the tax benefit resulting from the exercise of stock options during the six month period ended December 31, 1996.

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

         (b) No reports on Form 8-K were filed for the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        SECURITY BANCORP
                                        (Registrant)


Date:  February 12, 1997
       -----------------                --------------------------------------
                                        David W. Jorgenson
                                        President, CEO and Director



Date:  February 12, 1997
       -----------------                --------------------------------------
                                        Anthony P. Dunn
                                        Assistant Controller/Chief Accounting
                                        Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        SECURITY BANCORP
                                        (Registrant)


Date:  February 12, 1997                /s/   David W. Jorgenson
       -----------------                --------------------------------------
                                        David W. Jorgenson
                                        President, CEO and Director



Date:  February 12, 1997                /s/   Anthony P. Dunn
       -----------------                --------------------------------------
                                        Anthony P. Dunn
                                        Assistant Controller/Chief Accounting
                                        Officer

                                      EXHIBIT INDEX


EXHIBIT 27 - Financial Data Schedule